Form 10-Q
period 2021-10-31
Privacy & Value Inc.
filed 2021-12-14
CIK 1860173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 333-256885

Privacy and Value Inc.

(Exact name of registrant as specified in its charter)

Wyoming	86-3405238
State or other jurisdiction of incorporation or organization	(I.R.S. Employer |Identification No.)

2261 Rosanna Street, Las Vegas, Nevada 89117

(Address of principal executive offices) (Zip Code)

269-692-9418

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

201,115,000 shares of common stock are issued and outstanding as of December 13, 2021.

i

PART I FINANCIAL INFORMATION

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2021 In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended October 31, 2021 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PRIVACY AND VALUE INC

UNAUDITED BALANCE SHEET

	October 31, 2021	July 31, 2021
	$	$
ASSETS

Current assets:
Cash	29,607	7,587
Prepayment & Deposit	10,000	10,000
Total current assets	39,607	17,587
Fixed assets:
Office Equipment	5,428	5,428
Software	163,000	3,000
Total fixed assets	168,428	8,428

Total assets	208,036	26,015

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	237,510	20,364
Total current liabilities	237,510	20,364

Total Liabilities	237,510	20,364

STOCKHOLDER’S EQUITY

Common stock: $0.0001 par value, 500,000,000 authorized, 201,115,000 issued and outstanding as of October 31, 2021	20,112	20,000
Additional Paid in Capital	22,188	-
Accumulated Deficit	(71,774)	(14,348)
Total stockholder’s equity	(29,474)	5,652

Total liabilities and stockholder’s equity	208,036	26,015

(The accompanying notes are an integral part of these unaudited financial statements)

PRIVACY AND VALUE INC.

UNAUDITED STATEMENT OF COMPREHENSIVE LOSS

For the three months period ended October 31, 2021

Income:
Affiliate revenue	$139
Total Income	139

Expenses:
General and administrative	57,565
Net Loss:	(57,426)

Net loss per share – basic and diluted	(0)

Weighted average shares outstanding – basic and diluted	201,115,000

(The accompanying notes are an integral part of these unaudited financial statements)

PRIVACY AND VALUE INC.

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months period ended October 31, 2021

	Common Stock		Additional Paid in	Accumulated
	Number	Par Value	Capital	Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2021	200,000,000	20,000	-	(14,348)	5,652
Common Stock issued for Cash, October 30,2021	1,115,000	112	22,188	-	22,300
Net Loss	-	-	-	(57,426)	(57,426)
Closing Balance, October 31, 2021	201,115,000	20,112	22,188	(71,774)	(29,474)

(The accompanying notes are an integral part of these unaudited financial statements)

PRIVACY AND VALUE INC.

UNAUDITED STATEMENT OF CASH FLOWS

For the three months period ended on October 31, 2021

$
Cash flows from operating activities
Net loss for the period	(57,426)
Change in operating assets and liabilities
Prepayments & deposits	-
Accounts payable and accrued liabilities	217,146
Net cash used in operating activities	159,720

Cash flows from investing activities
Software	(160,000)
Net cash used in investing activities	(160,000)

Cash flows from financing activities
Common stock	22,300
Net cash used in investing activities	22,300

Change in cash	22,020

Cash – beginning of period	7,587

Cash – end of period	29,607

Supplemental cash flow disclosures

Cash paid For:
Interest	-
Income tax	-

(The accompanying notes are an integral part of these unaudited financial statements)

PRIVACY AND VALUE INC

NOTES TO FINANCIAL STATEMENTS

October 31, 2021

1. NATURE AND CONTINUANCE OF OPERATIONS

PRIVACY AND VALUE INC. (the “Company”) was incorporated in the state of Wyoming on April 21, 2021 (“Inception”). The Company is a development stage company that is currently developing employee monitoring software that balances employer concerns regarding employee efficiency and productivity with employee privacy.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss for the period of $(57,426) and resulting in an accumulated deficit of $(71,774) as of October 31, 2021. The Company anticipates further losses the development of its business which raises substantial doubt about the Company’s ability to continue as a going concern for a period of no less than twelve months from the date of this report. To continue operations, the Company will need to generate income from operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of October 31, 2021, the Company had $29,607 in cash.

PRIVACY AND VALUE INC

NOTES TO FINANCIAL STATEMENTS

October 31, 2021

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Since inception to October 31, 2021, the Company has generated affiliate revenue of $139.

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from April 21, 2021 through October 31, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

PRIVACY AND VALUE INC

NOTES TO FINANCIAL STATEMENTS

October 31, 2021

4. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.0001 per share.

During the period ended October 31, 2021, the Company issued 1,115,000 shares of common stock for total cash proceeds of $22,300.

At October 31, 2021, there were no issued and outstanding stock options or warrants.

ITEM 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

This quarterly report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements.  Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this section.

Background

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

To address employer concerns regarding staff efficiency and employee concerns regarding privacy, we intend to develop the Privacy and Value software that has features to monitor worker computer productivity while providing employees with reasonable privacy during their work days. The intended features of the software are as follows:

●	the software will monitor the employees’ computer desktops while they are actually working on the system. Surveillance will commence when an employee logs on to his or her computer through our software and will continue until the employee logs out of the system. After an employee signs out of the software, recording and monitoring will cease and the employee can access his or her computer contents and the Internet for personal purposes;

●	when the employee is logged in, the software will allow management to maintain real-time access to employee activity and to view each employee’s desktop screen content and the keystrokes that the employee is typing. All of this information will also be recorded and stored for future management use with all information time stamped. The file name for each day’s recording will be the employee’s first name, last name, and the year, month, and day, which will allow a manager to identify the appropriate recording without difficulty; and

●	based on employee actions, the software will calculate the amount of time that the employee was logged into the system based on a searchable time period (e.g., a shift, a week, or a month). It will also indicate the length of various time periods during which the employee did not make any keystrokes on his or her computer and allow the manager to quickly access the recording of employee’s desktop at the times when keystrokes commenced and stopped. The software will also provide details of the length of each break that the employee takes during the work period analyzed. It will also have tools that the manager can use, in tabular and graphic form, to compare the efficiency of employees in terms of keystrokes and time logged in to their computer.

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

Results of Operations for the Three months Ended October 31, 2021

Our net loss for the three-month period ended October 31, 2021 was $57,426, which consisted of general and administrative fees of $57,565 less revenue during the period of $139 relating to sales and affiliate revenue from our Privacy and Value software product.

Operating expenses have increased in the quarter ended October 31, 2021 as compared to the three months ended July 31, 2021 as a result of higher software development, marketing, and maintenance expenses relating to the Privacy and Value employee monitoring software. This is also reflected in higher accounts payable at period end.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2021, our current assets were $39,607 compared to $17,587 at July 31, 2021. The increase in current assets in the current fiscal year is due to subscription proceeds that we generated through our sale of common stock pursuant to our registration statement on Form S-1, as amended.

As of October 31, 2021, our current liabilities were $237,510 compared to $20,364 at July 31, 2021. Current liabilities on October 31, 2021 were comprised entirely of accounts payable and accrued liabilities.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three-month period ended October 31, 2021, net cash flows used in operating activities were $159,720 consisting of a net loss of $57,426, which was offset by non-cash components of accounts payable and accrued liabilities, as well as prepayments and deposits.

Cash Flows from Investing Activities

For the period ended October 31, 2021, our cash flows used in investing activities were $160,000 which consisted of the purchase costs of fixed assets and software related to the development and sale of the Privacy and Value computer monitoring software.

Cash Flows from Financing Activities

We have financed our operations from the issuance of our shares of common stock. Net cash flows generated from financing activities were $22,300 in the three-month period ended October 31, 2021 relating to our sale of 1,115,000 shares of common stock at a price of $0.02 pursuant to our registration statement on Form S-1, as amended.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our July 31, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer have concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of October 31, 2021, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of October 31, 2021. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of October 31, 2021, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of our 2021 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Mine Safety

Not Applicable.

Item 5. Other Information

None.

PART II

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Label Linkbase Document
101. PRE	XBRL Taxonomy Presentation Linkbase Document

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Privacy and Value Inc.

Dated: December 13, 2021	By:	/s/ Daniel Okelo
Daniel Okelo
President, Chief Executive Officer, Chief Financial Officer, and director