Form 10-K/A
period 2021-07-31
Privacy & Value Inc.
filed 2022-02-09
CIK 1860173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Report of Independent Registered Public Accounting Firm.

Opinion on the financial statements.

I have audited the accompanying balance sheet of Privacy and Value Inc (the “company”) and the related statements of comprehensive income and loss, stockholders equity and cash flow for the period (inception) April 21, 2021 - July 31, 2021, including the related notes (collectively referred to in this report as the “financial statements”). In my opinion based on my audit the financial statements present fairly in all material respects the financial position of the company as of July 31, 2021 and the results of its operations and its cash flows for the year then ended in conformity with principles generally accepted in the United States of America.

Basis for Opinion

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

Feb 9, 2022

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

From inception on April 21, 2021 to July 31, 2021

$
Net Sales	67

Cost of Goods Sold
Gross Income	67

Expenses
General and administrative	14,415
Net Income	(14,348)

Net income per share – basic and diluted	(0.00)

Weighted average shares outstanding – basic and diluted	200,000,000

(The accompanying notes are an integral part of these audited financial statements)

PRIVACY AND VALUE INC.

AUDITED STATEMENT OF STOCKHOLDER’S EQUITY

From inception on April 21, 2021 to July 31, 2021

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

(The accompanying notes are an integral part of these audited financial statements)

PRIVACY AND VALUE INC.

AUDITED STATEMENT OF CASH FLOWS

From inception on April 21, 2021 to July 31, 2021

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 606, “Revenue Recognition” (“ASC-606”), ASC-606 requires that five basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists and both parties will perform their respective obligations; (2) can identify each party’s rights regarding goods or services being transferred; (3) the selling price is fixed and determinable; (4) the contract has commercial substance; and (5) collectability is reasonably assured. Determination of criteria (3) and (5) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during the fourth quarter of our 2021 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 9, 2022

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel Okelo
Daniel Okelo
(President, Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer, and Director)

Date: February 9, 2022