Form 10-K/A
period 2021-07-31
Privacy & Value Inc.
filed 2022-02-15
CIK 1860173

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

Report of Independent Registered Public Accounting Firm.

Opinion on the financial statements.

I have audited the accompanying balance sheet of Privacy and Value Inc (the “company”) as of July 31, 2021 and the related statements of comprehensive income and loss, stockholders’ equity and cash flow for the period from inception on April 21, 2021 to July 31, 2021, including the related notes (collectively referred to in this report as the “financial statements”). In my opinion based on my audit the financial statements present fairly in all material respects the financial position of the company as of July 31, 2021 and the results of its operations and its cash flows for the period from inception on April 21, 2021 to July 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has nominal revenues, has incurred losses, and has an accumulated deficit which raises substantial doubts about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

February 11, 2022

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

Date: February 15, 2022

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel Okelo
Daniel Okelo
(President, Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer, and Director)

Date: February 15, 2022