Form 10-Q
period 2022-04-30
Privacy & Value Inc.
filed 2022-06-13
CIK 1860173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

201,115,000 shares of common stock are issued and outstanding as of May 26, 2022.

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

The results of operations for the three months ended April 30, 2022 are not necessarily indicative of the results for the entire fiscal year or for any other period.

PRIVACY AND VALUE INC

UNAUDITED CONDENSED BALANCE SHEET

As of April 30, 2022 and July 31, 2021

	April 30,	July 31,
	2022	2021
	$	$
ASSETS

Current assets:
Cash	1,145	7,587
Prepayment & Deposit	10,000	10,000
Total current assets:	11,145	17,587
Fixed assets:
Office Equipment	5,428	5,428
Software	163,000	3,000
Total fixed assets:	168,428	8,428

Total Assets:	179,573	26,015

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	353,378	20,363
Total current liabilities:	353,378	20,363

Total Liabilities:	353,378	20,363

STOCKHOLDER’S EQUITY

Common stock: $0.0001 par value, 500,000,000 authorized, 201,115,000 issued and outstanding as of April 30, 2022, 200,000,000 issued and outstanding as of July 31, 2021, respectively.	20,112	20,000
Additional paid in capital	22,188	-
Accumulated deficit	(216,105)	(14,348)
Total stockholder’s equity:	(173,805)	5,652

Total Liabilities and Stockholder’s Equity:	179,573	26,015

(The accompanying notes are an integral part of these unaudited condensed financial statements)

PRIVACY AND VALUE INC

UNAUDITED CONDENSED STATEMENT OF COMPREHENSIVE LOSS

	For the Three Months	For the Nine Months
	Ended April	Ended April
	2022	2022
	$	$
Income:
Revenue	572	906

Expenses:
General and administrative expenses	104,392	202,663
Net Loss:	(103,820)	(201,757)

Net loss per share – basic and diluted	-	-

Weighted average shares outstanding – basic and diluted	201,115,000	201,115,000

(The accompanying notes are an integral part of these unaudited condensed financial statements)

PRIVACY AND VALUE INC

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDER’S EQUITY

For the nine months ended April 30, 2022

	Common Stock		Paid in	Accumulated
	Number	Par Value	Capital	Deficit	Total
		$	$	$	$
Opening Balance - July 31, 2021	200,000,000	20,000	-	(14,348)	5,652
Issuance of common stock	1,115,000	112	22,188	-	22,300
Net Loss	-	-	-	(201,757)	(201,757)
Closing Balance - April 30, 2022	201,115,000	20,112	22,188	(216,105)	(173,805)

(The accompanying notes are an integral part of these unaudited condensed financial statements)

PRIVACY AND VALUE INC

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months
Ended April
2022
$
Cash flows from operating activities:
Net Loss for the period	(201,757)
Change in operating assets and liabilities	-
Prepayments & deposits	-
Accounts payable and accrued liabilities	333,015
Net cash provided (used) in operating activities:	131,258

Cash flows from investing activities:
Purchase of fixed assets and software	(160,000)
Net cash used in investing activities:	(160,000)

Net cash used in investing activities:
Issuance of common stock	112
Proceeds from paid in capital	22,188
Net cash provided from financing activities:	22,300

Change in cash	(6,442)

Cash – beginning of period	7,587

Cash – end of period	1,145

Supplemental cash flow disclosures	-

Cash paid For:
Interest	-
Income tax	-

(The accompanying notes are an integral part of these unaudited condensed financial statements)

PRIVACY AND VALUE INC

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

April 30, 2022

(Unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

PRIVACY AND VALUE INC. (the “Company”) was incorporated in the state of Wyoming on April 21, 2021 (“Inception”). The Company is a development stage company that is currently developing employee monitoring software that balances employer concerns regarding employee efficiency and productivity with employee privacy.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss for the three months ended April 30, 2022 of $103,820 and resulting in an accumulated deficit of $216,105 as of April 30, 2022. The Company anticipates further losses the development of its business which raises substantial doubt about the Company’s ability to continue as a going concern for a period of no less than twelve months from the date of this report. To continue operations, the Company will need to generate income from operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of April 30, 2022, the Company had $1,145 in cash.

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

During the nine months ended April 30, 2022, the Company issued 1,115,000 shares of common stock for total cash proceeds of $22,300.

As of April 30, 2022, there were no issued and outstanding stock options or warrants.

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

Results of Operations for the Three and Nine Months Ended April 30, 2022

Our net loss for the three and nine months ended April 30, 2022 was $103,820 and $201,757, respectively, which consisted of general and administrative expenses of $104,392 and $202,663, respectively, less revenue during the period of $572 and $906, respectively, relating to sales and affiliate revenue from our Privacy and Value software product.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2022, our current assets were $11,145 compared to $17,587 as of July 31, 2021. The decrease in current assets in the current fiscal year is due to expenses that we have incurred for software development, maintenance, and marketing.

As of April 30, 2022, our current liabilities were $353,378 compared to $20,363 as of July 31, 2021. Current liabilities as of April 30, 2022 were comprised entirely of accounts payable and accrued liabilities.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the nine months ended April 30, 2022, net cash flows provided from operating activities were $131,258 consisting of a net loss of $201,757, which was offset by changes in accounts payable and accrued liabilities of $333,015.

Cash Flows from Investing Activities

For the nine months ended April 30, 2022, our cash flows used in investing activities were $160,000 which consisted of the purchase costs of fixed assets and software related to the development and sale of the Privacy and Value computer monitoring software.

Cash Flows from Financing Activities

We have financed our operations from the issuance of our shares of common stock. Net cash flows generated from financing activities were $22,300 in the nine months ended April 30, 2022 relating to our sale of 1,115,000 shares of common stock at a price of $0.02 pursuant to our registration statement on Form S-1, as amended.

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

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer have concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of April 30, 2022, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of April 30, 2022. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of April 30, 2022, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of our 2023 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Privacy and Value Inc.
Dated: June 13, 2022	By:	/s/ Daniel Okelo
Daniel Okelo
President, Chief Executive Officer, Chief Financial Officer, and director