Form 10-K
period 2022-07-31
Privacy & Value Inc.
filed 2022-10-31
CIK 1860173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 333-256885

PRIVACY AND VALUE INC.

(Name of Registrant as Specified in Its Charter)

Wyoming	86-3405238
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2261 Rosanna Street Las Vegas, Nevada NV, 89117	89117
(Address of Principal Executive Offices)	(Zip Code)

(702) 802-0474

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of was $23,000 based on the price at which the common stock was last sold prior to the last business day of the registrant’s most recently completed second fiscal quarter.

i

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual results during 2022 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

Joint Venture Development of Software

Our parent company, Limitless Projects Inc., has entered into an Asset Purchase and Joint Venture agreement, as amended, whereby Cyber Apps World, Inc. (“Cyber Apps”), a reporting company, has agreed to purchase a 50% interest in the Privacy and Value software for the following payments:

1.	$10,000 upon execution of the agreement, which has been paid; and

2.

an amount equal to the estimation of the value of the 50% interest in Privacy and Value based upon an independent business valuation, less the $10,000 payment, which amount shall be no less than $50,000 and no more than $250,000 and was due by April 30, 2023.

Limitless Projects Inc. obtained an independent valuation of the Privacy and Value software in its present form of development that estimated its value at approximately $2,200,000. Accordingly, the amount that was due from Cyber Apps to Limitless Projects Inc. under the Asset Purchase and Joint Agreement is $250,000.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock do not trade on any recognized stock exchange or quotation system. We intend to retain a market maker that will file an application on our behalf to commence trading on OTC Markets. However, there is no guarantee that we will be able to retain a market maker or that FINRA will approve the application and that a trading market will develop for our shares.

As of October 27, 2022, there were 38 owners of record of our common stock.

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

Results of Operations for Fiscal 2022

From August 1, 2021 to our fiscal year end of July 31, 2022, we earned $1,328 in revenue related to our sale of the Privacy and Value employee monitoring software. During the fiscal year ended July 31, 2022, we incurred net loss of $207,003 due to $208,331 in general and administrative fees we incurred.

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

Liquidity and Capital Resources

As of July 31, 2022, our current assets were $10,096, consisting of $96 in cash and $10,000 in prepayments and deposits and our total liabilities were $357,575, which consisted entirely of accounts payable and accrued liabilities. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the fiscal year ended July 31, 2022, cash flows from operating activities was $130,210 consisting of our net loss for 207,003 at period end, adjusted for accounts payable of $337,213 that did not impact our cash position.

Cash Flows from Financing Activities

For the fiscal year ended July 31, 2022, our cash flows used in investing activities were $160,000 which consisted of the purchase costs of fixed assets and software related to the development and sale of the Privacy and Value computer monitoring software.

Cash Flows from Investment Activities

For the fiscal year ended July 31, 2022, We have financed our operations from the issuance of our shares of common stock. Net cash flows generated from financing activities were $22,300 in the year ended July 31, 2022.

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

Off-Balance Sheet Arrangements

As of the date of this annual report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data. (PCAOB: 50909)

JACK SHAMA, CPA, MA

1498 East 32nd Street

Brooklyn, NY 11234

631-318-0351

To the shareholders and the board of directors of Privacy and Value Inc..

Report of Independent Registered Public Accounting Firm.

Opinion on the financial statements.

I have audited the accompanying balance sheet of Privacy and Value Inc. and the related statements of income, stockholders equity, cash flows, including the related notes and any related schedules for the years ended July 31, 2022, and the period (inception) April 21, 2021 - July 31, 2021. In my opinion the financial statements present fairly in all material respects the financial position of the company as of July 31, 2022, and July 31, 2021 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going concern matters.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has incurred losses, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion.

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

Critical audit matters.

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved my especially challenging, subjective, or complex judgments. I have determined that there are no critical audit matters to report.

The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audit, I am required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, I express no such opinion.

/s/ Jack Shama, CPA

Jack Shama, CPA

October 19, 2022

I have served as the company’s auditor since May 2021.

PRIVACY AND VALUE INC

AUDITED BALANCE SHEET

	July 31,	July 31,
	2022	2021
	$	$
ASSETS

Current assets:
Cash	96	7,587
Prepayment & Deposit	10,000	10,000
Total current assets:	10,096	17,587
Fixed assets:
Office Equipment	5,428	5,428
Software	163,000	3,000
Total fixed assets:	168,428	8,428

Total Assets:	178,524	26,015

LIABILITIES & STOCKHOLDER’S EQUITY

LIABILITIES

Current liabilities:
Accounts payable and accrued liabilities	357,575	20,363
Total current liabilities:	357,575	20,363

Total Liabilities:	357,575	20,363

STOCKHOLDER’S EQUITY

Common stock: $0.0001 par value, 500,000,000 authorized, 201,115,000 issued and outstanding as of July 31, 2022, 200,000,000 issued and outstanding as of July 31, 2021, respectively.	20,112	20,000
Additional Paid in Capital	22,188	-
Accumulated deficit	(221,351)	(14,348)
Total stockholder’s equity:	(179,051)	5,652

Total Liabilities and Stockholder’s Equity:	178,524	26,015

(The accompanying notes are an integral part of these audited financial statements)

PRIVACY AND VALUE INC

AUDITED STATEMENT OF COMPREHENSIVE LOSS

	For the year ended
	July 31,	July 31,
	2022	2021
	$	$
Income:
General Revenue	1,328	67
Total Income:	1,328	67
Expenses:
General and Administrative	208,331	14,415
Net Loss:	(207,003)	(14,348)

Net loss per share – basic and diluted	-	-

Weighted average shares outstanding – basic and diluted	201,115,000	201,115,000

(The accompanying notes are an integral part of these audited financial statements)

PRIVACY AND VALUE INC

AUDITED STATEMENT OF STOCKHOLDER’S EQUITY

For the year ended July 31, 2022

	Common Stock		Paid in	Accumulated
	Number	Par Value	Capital	Deficit	Total
		$	$	$	$
Opening Balance as of April 21, 2021 (inception)	-	-	-	-	-
Issuance of common stock	200,000,000	20,000	-	-	20,000
Net Loss	-	-	-	(14,348)	(14,348)
Closing Balance - July 31, 2021	200,000,000	20,000	-	(14,348)	5,652

Opening Balance - July 31, 2021	200,000,000	20,000	-	(14,348)	5,652
Issuance of common stock	1,115,000	112	22,188	-	22,300
Net Loss	-	-	-	(207,003)	(207,003)
Closing Balance - July 31, 2022	201,115,000	20,112	22,188	(221,351)	(179,051)

(The accompanying notes are an integral part of these audited financial statements)

PRIVACY AND VALUE INC

AUDITED STATEMENT OF CASH FLOWS

	For the year ended
	July 31,
	2022	2021
	$	$
Cash flows from operating activities:
Net loss for the period	(207,003)	(14,348)
Change in operating assets and liabilities	-	-
Prepayments & deposits	-	(10,000)
Accounts payable and accrued liabilities	337,212	20,363
Net cash provided (used) in operating activities:	130,209	(3,985)

Cash flows from investing activities:
Purchase of fixed assets and software	(160,000)	(8,428)
Net cash used in investing activities:	(160,000)	(8,428)

Net cash used in investing activities:
Issuance of common stock	112	20,000
Proceeds from paid in capital	22,188	-
Net cash provided from financing activities:	22,300	20,000

Change in cash	(7,491)	7,587

Cash – beginning of period	7,587	-

Cash – end of period	96	7,587

Supplemental cash flow disclosures	-	-

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these audited financial statements)

PRIVACY AND VALUE INC

NOTES TO AUDITED FINANCIAL STATEMENTS

July 31, 2022

1. NATURE AND CONTINUANCE OF OPERATIONS

PRIVACY AND VALUE INC (the “Company”) was incorporated in the state of Wyoming on April 21, 2021 (“Inception”). The Company is a development stage company that is currently developing employee monitoring software that balances employer concerns regarding employee efficiency and productivity with employee privacy.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss for the year-ended July 31, 2022, of $207,003, resulting in an accumulated deficit of $221,351 as of July 31, 2022. The Company anticipates further losses the development of its business which raises substantial doubt about the Company’s ability to continue as a going concern for a period of no less than twelve months from the date of this report. To continue operations, the Company will need to generate income from operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of July 31, 2022, the Company had $96 in cash.

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from August 1, 2021 through July 31, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

During the period ended July 31, 2022, the Company issued 1,115,000 shares of common stock for total proceeds of $22,300.

On July 31, 2022, there were no issued and outstanding stock options or warrants.

5. INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of July 31, 2022, the Company had net operating loss carry forwards of approximately $550 that may be available to reduce future years’ taxable income in varying amounts through 2041. For the period ended July 31, 2022, the Company has no income tax recorded in the statement of comprehensive income, as the Company has yet to earn taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2022.  All tax years since Inception remains open for examination by taxing authorities.

6. SUBSEQUENT EVENTS

There are no subsequent events.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2022, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2022. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of July 31, 2022 and were subject to material weaknesses.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of July 31, 2022, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during the fourth quarter of our 2022 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors, their ages, and their positions as of the date of this report are as follows:

Name of Executive Officer and/or Director	Age	Position
Daniel Okelo	37	President, C.E.O., C.F.O., Secretary and director

BIOGRAPHICAL INFORMATION

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Daniel Okelo acts as our President, C.E.O., C.F.O., and a director, and holds these same positions with our parent company, Limitless Projects Inc., as well as with WarpSpeed Taxi Inc., which is another subsidiary of Limitless Projects Inc. Since April 2019, he has also acted as relief manager for Ashnil Lodges and Camps. From September 2018 to April 2019, Mr. Okelo acted as a manager for the Crown Plaza Hotel and, from December 2015 to September 2018, he acted as the rooms division manager for the Nairobi Safari Club. All of these companies are located in Nairobi, Kenya. Mr. Okelo is in the course of completing his Master of Science degree in Hospitality and Tourism Management from Kenyatta University in Nairobi. He earned his Bachelor of Science degree in Hospitality and Tourism Management from the same institution in 2014. Mr. Okelo also holds a diploma in hotel management from Kenya Utalii College in Nairobi.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than five percent (5%) of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2022, all such filing requirements applicable to its officers and directors were complied with.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Daniel Okelo President, CEO, CFO, Secretary, and a director	2022 2021	None None	None None	None None	None None	None None	None None	None None	None None

We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to our director in his capacity as such.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as October 28, 2022, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of	Name and address	beneficial	Percent
Class	of beneficial owner	ownership	of class

Common	Daniel Okelo	100,000,000	50.00%
Stock	President, C.E.O., C.F.O., Secretary, and director
	2261 Rosanna Street
	Las Vegas, Nevada 89117

Common	Limitless Projects Inc.[1]	100,000,000	50.00%
Stock	2261 Rosanna Street
	Las Vegas, Nevada 89117

Common	All Officers and Directors	200,000,000	100.00%
Stock	as a group that consists of one person	shares

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

Otherwise, during the period from August 1, 2021 to July 31, 2022, and the period since our more recently completed fiscal year, we have not entered into any transactions with directors, executive officers, nominees for election as a director, any 10% shareholders of our common stock, or any immediate family members of the such persons in which they had a direct or indirect material interest in the transaction.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed by for professional services rendered for the accounting and audit of our financial statements for the fiscal year ended July 31, 2022 was $2,000 (July 31, 2021 - $3,000).

Audit-Related Fees.

There have been no audit-related fees billed by our accountants in the last fiscal year of our Company.

Tax Fees.

There have been no tax fees billed by our accountants in the last fiscal year of our Company.

All Other Fees.

During the fiscal year ended July 31, 2022, our accountants billed us $1,750 (2021 - $0) for other fees, which were related to its review of our financial statements for interim periods during the fiscal year.

It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

Item 15. Exhibits and Financial Statement Schedules.

Exhibits

EXHIBIT	DESCRIPTION
NUMBER

3.1	Articles of Incorporation*
3.2	By-Laws*
5.1	Legal Opinion with Consent*
10.1	Asset Purchase and Joint Venture Agreement*
10.2	Asset Purchase and Joint Venture Amending Agreement*
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

* filed as an exhibit to our registration statement on Form S-1 dated June 8, 2021.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

Date: October 31, 2022

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel Okelo
Daniel Okelo
(President, Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer, and Director)

Date: October 31, 2022