Form 10-Q
period 2023-01-31
Privacy & Value Inc.
filed 2023-03-16
CIK 1860173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

or

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

201,115,000 shares of common stock are issued and outstanding as of March 14, 2023.

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

The results of operations for the three months ended January 31, 2023, are not necessarily indicative of the results for the entire fiscal year or for any other period.

PRIVACY AND VALUE INC

UNAUDITED BALANCE SHEET

	January 31,	July 31,
	2023	2022
	$	$
Current assets:
Cash	5	96
Prepayment & Deposit	10,000	10,000
Total current assets:	10,005	10,096
Fixed assets:
Office Equipment	5,428	5,428
Software	164,173	163,000
Total fixed assets:	169,601	168,428

Total Assets:	179,606	178,524

Current liabilities:
Accounts payable and accrued liabilities	365,817	357,575
Total current liabilities:	365,817	357,575

Total Liabilities:	365,817	357,575

Common stock: $0.0001 par value, 500,000,000 authorized, 201,115,000 issued and outstanding as of January 31, 2023, 201,115,000 and July 31, 2022, respectively.	20,112	20,112
Additional Paid in Capital	22,188	22,188
Accumulated deficit	(228,511)	(221,351)
Total Stockholder’s Equity:	(186,211)	(179,051)

Total Liabilities and Stockholder’s Equity:	179,606	178,524

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

PRIVACY AND VALUE INC

UNAUDITED CONDENSED STATEMENT OF COMPREHENSIVE LOSS

	For the three month period ended		For the six month period ended
	January 31,		January 31,
	2023	2022	2023	2022
	$	$	$	$
Income:
General Revenue		195	-	334
Total Income:	-	195	-	334
Expenses:
General and Administrative	2,453	4,706	7,159	98,271
Net Loss:	(2,453)	(4,511)	(7,159)	(97,937)

Net loss per share – basic and diluted	-	-	-	-

Weighted average shares outstanding – basic and diluted	201,115,000	201,115,000	201,115,000	201,115,000

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

PRIVACY AND VALUE INC

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDER’S EQUITY

For the six month period ended January 31, 2023 and 2022

	Common Stock		Paid in	Accumulated
	Number	Par Value	Capital	Deficit	Total
		$	$	$	$
Opening Balance - July 31, 2021	200,000,000	20,000	-	(14,348)	5,652
Issuance of common stock	1,115,000	112	22,188	-	22,300
Net Loss	-	-	-	(97,937)	(97,937)
Closing Balance - January 31, 2022	201,115,000	20,112	22,188	(112,285)	(69,986)

Opening Balance - July 31, 2022	201,115,000	20,112	22,188	(221,352)	(179,052)
Issuance of common stock	-	-	-	-	-
Net Loss	-	-	-	(7,159)	(7,159)
Closing Balance - January 31, 2023	201,115,000	20,112	22,188	(228,511)	(186,211)

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

PRIVACY AND VALUE INC

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the six month period ended
	January 31,
	2023	2022
	$	$
Cash flows from operating activities:
Net Loss for the period	(7,159)	(97,937)
Change in operating assets and liabilities
Prepayments & deposits	-	-
Accounts payable and accrued liabilities	8,241	240,304
Net cash provided (used) in operating activities:	1,082	142,367

Cash flows from investing activities:
Purchase of fixed assets and software	(1,173)	(160,000)
Net cash used in investing activities:	(1,173)	(160,000)

Net cash used in financing activities:
Issuance of common stock	-	112
Proceeds from paid in capital	-	22,188
Net cash provided from financing activities:	-	22,300

Change in cash	(91)	4,666

Cash – beginning of period	96	7,587

Cash – end of period	5	12,253

Supplemental cash flow disclosures	-	-

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

PRIVACY AND VALUE INC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of and for the three months ended January 31, 2023, and 2022

1. NATURE AND CONTINUANCE OF OPERATIONS

PRIVACY AND VALUE INC. (the “Company”) was incorporated in the state of Wyoming on April 21, 2021 (“Inception”). The Company is a development stage company that is currently developing employee monitoring software that balances employer concerns regarding employee efficiency and productivity with employee privacy.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss for the period of $7,159 and resulting in an accumulated deficit of $228,511 as of January 31, 2023. The Company anticipates further losses the development of its business which raises substantial doubt about the Company’s ability to continue as a going concern for a period of no less than twelve months from the date of this report. To continue operations, the Company will need to generate income from operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of January 31, 2023, the Company had $5 in cash (July 31, 2022 - $96).

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Since inception to January 31, 2023, the Company has had no deferred revenue.

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the six months ended January 31, 2023, and 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

During the quarter ended October 31, 2021, the Company issued 1,115,000 shares of common stock for total proceeds of $22,300.

There was no capital stock activity during the six months ended January 31, 2023.

As of January 31, 2023, there were no issued and outstanding stock options or warrants.

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

Privacy and Value Employee Monitoring Software

We are currently developing employee monitoring software known as “Privacy and Value”, which was previously known as “Privacy and Value”. Our goal is to develop a software product that balances employer concerns regarding employee efficiency and productivity with employee privacy.

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

Results of Operations for the six months ended January 31, 2023 and 2022

Our net loss for the six months ended January 31, 2023 and 2022 was $7,159 and $98,271, which consisted entirely of general and administrative fees and insignificant revenue during the six months ended January 31, 2022.

Operating expenses have decreased during the six months ended January 31, 2023 as compared to the six months ended January 31, 2022 as a result of fewer software development, marketing, and maintenance expenses relating to the Privacy and Value employee monitoring software.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2023, our current assets were $10,005 compared to $10,096 at July 31, 2022, remaining consistent period over period.

As of January 31, 2023, our liabilities were $365,817 compared to $357,575 as of July 31, 2022. Liabilities on January 31, 2023 and July 31, 2022 were comprised entirely of accounts payable and accrued liabilities.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the six-month period ended January 31, 2023, net cash flows from operating activities were $1,082 consisting of a net loss of $7,159, which was offset by an increase in accounts payable and accrued liabilities of $8,241. This compared to net cash flows from operating activities of $142,367 during the six months ended January 31, 2022, which consisted of a net loss of $97,937, which was offset by an increase in accounts payable and accrued liabilities of $240,304.

Cash Flows from Investing Activities

For the six months ended January 31, 2023, net cash flows from investing activities were $1,173. This compared to net cash used in investing activities of $160,000 during the six months ended January 31, 2022, which consisted of the purchase costs of fixed assets and software related to the development and sale of the Privacy and Value computer monitoring software.

Cash Flows from Financing Activities

We have financed our operations from the issuance of our shares of common stock. Net cash flows generated from financing activities were $0 in the six months ended January 31, 2023 as compared to $22,300 during the six months ended January 31, 2022 relating to our sale of 1,115,000 shares of common stock at a price of $0.02 pursuant to our registration statement on Form S-1, as amended.

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

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer have concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of January 31, 2023, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of January 31, 2023. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of January 31, 2023, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of our 2023 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Privacy and Value Inc.

Dated: March 14, 2023	By:	/s/ Daniel Okelo
Daniel Okelo
President, Chief Executive Officer, Chief Financial Officer, and director