Form 10-Q
period 2023-04-30
Privacy & Value Inc.
filed 2025-07-11
CIK 1860173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-256885

Privacy and Value Inc.

(Exact name of registrant as specified in its charter)

Wyoming	86-3405238
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Shiriki House Office Community, 3rd Floor Westside Towers

Lower Kabete Road, Westlands Nairobi, Kenya 00100

(Address of principal executive offices) (Zip Code)

(702) 802-0474

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

As of July 11, 2025, the registrant had 201,115,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

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

The results of operations for the nine months ended April 30, 2023, are not necessarily indicative of the results for the entire fiscal year or for any other period.

Item 1. Financial Statements (unaudited)

PRIVACY AND VALUE INC.

BALANCE SHEET

(Unaudited)

	April 30, 2023	July 31, 2022
	$	$
ASSETS
Current assets:
Cash	-	96
Prepayment & deposits	10,000	10,000
Total current assets:	10,000	10,096

Fixed assets:
Office Equipment	5,428	5,428
Software	168,173	163,000
Total Fixed assets:	173,601	168,428

Total Assets:	183,601	178,524

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	371,001	357,575
Total current liabilities:	371,001	357,575

Total Liabilities:	371,001	357,575

Stockholder’s Equity
Common stock: $0.0001 par value, 500,000,000 authorized, 239,370,000 issued and outstanding as of April 30, 2023 and 242,040,000 issued and outstanding as of July 31, 2022	20,112	20,112
Additional paid in capital	22,188	22,188
Accumulated deficit	(229,700)	(221,351)
Total Stockholder’s Equity:	(187,400)	(179,051)

Total Liabilities and Stockholder’s Equity:	183,601	178,524

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

PRIVACY AND VALUE INC.

CONDENSED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2023	2022	2023	2022
	$	$	$	$
Income:
General Revenue	-	572	-	906
Total Income:	-	572	-	906

Expenses:
General and administrative	1,189	104,392	8,348	202,663
Net Loss:	(1,189)	(103,820)	(8,348)	(201,757)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	201,115,000	201,115,000	201,115,000	201,115,000

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

PRIVACY AND VALUE INC.

CONDENSED STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

For the nine months period ended April 30, 2023 and 2022

	Common Stock
	Number	Par Value	Paid in Capital	Accumulated Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2021	200,000,000	20,000	-	(14,348)	5,652
Issuance of common stock	1,115,000	112	22,188	-	22,300
Net Loss	-	-	-	(201,757)	(201,757)
Closing Balance, April 30, 2022	201,115,000	20,112	22,188	(216,105)	(173,806)

Opening Balance, July 31, 2022	201,115,000	20,112	22,188	(221,351)	(179,051)
Net Loss	-	-	-	(8,348)	(8,348)
Closing Balance, April 30, 2023	201,115,000	20,112	22,188	(229,700)	(187,400)

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

PRIVACY AND VALUE INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended
	April 30,
	2023	2022
	$	$
Cash flows from operating activities:
Net loss for the period	(8,348)	(201,757)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	13,425	333,015
Net cash provided by operating activities:	5,077	131,258

Cash flows from investing activities:
Purchase of fixed assets and software	(5,173)	(160,000)
Net cash used in investing activities:	(5,173)	(160,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	112
Proceeds from paid in capital	-	22,188
Net cash provided by financing activities:	-	22,300

Change in cash	(96)	(6,442)

Cash - beginning of period	96	7,587

Cash - end of period	-	1,145

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

PRIVACY AND VALUE INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of and for the nine months ended April 30, 2023 and 2022

1. NATURE AND CONTINUANCE OF OPERATIONS

PRIVACY AND VALUE INC. (the “Company”) was incorporated in the state of Wyoming on April 21, 2021 (“Inception”). The Company is a development stage company that is currently developing employee monitoring software that balances employer concerns regarding employee efficiency and productivity with employee privacy.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss for the period of $8,348, and resulting in an accumulated deficit of $229,700 as of April 30, 2023. The Company anticipates further losses the development of its business which raises substantial doubt about the Company’s ability to continue as a going concern for a period of no less than twelve months from the date of this report. To continue operations, the Company will need to generate income from operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of April 30, 2023, the Company had $0 in cash (July 31, 2022 - $96).

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Since inception to April 30, 2023, the Company has had no deferred revenue.

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the nine months ended April 30, 2023, and 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

There was no capital stock activity during the nine months ended April 30, 2023.

As of April 30, 2023, there were no issued and outstanding stock options or warrants.

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

As companies are increasingly attempting to meet the demands of employees that want work environment flexibility, they are retaining staff that either work from home or they rely on outsourcing to retain employees and independent contractors in other countries. One of the primary concerns with having staff work in a separate location that removes them from the daily, direct oversight of management is that employee productivity will suffer. One of the responses to this concern is for businesses to use some form of worker surveillance in order to ensure that employees are utilizing their work time efficiently. However, businesses may face pushback from their staff due to concerns that their personal privacy is compromised when they are subject to constant monitoring during work hours. They may resist practices such as webcam surveillance or persistent computer screen observation.

To address employer concerns regarding staff efficiency and employee concerns regarding privacy, we intend to develop the Privacy and Value software that has features to monitor worker computer productivity while providing employees with reasonable privacy during their workdays. The intended features of the software are as follows:

●the software will monitor the employees’ computer desktops while they are actually working on the system. Surveillance will commence when an employee logs on to his or her computer through our software and will continue until the employee logs out of the system. After an employee signs out of the software, recording and monitoring will cease and the employee can access his or her computer contents and the Internet for personal purposes;

●when the employee is logged in, the software will allow management to maintain real-time access to employee activity and to view each employee’s desktop screen content and the keystrokes that the employee is typing. All of this information will also be recorded and stored for future management use with all information time stamped.

●based on employee actions, the software will calculate the amount of time that the employee was logged into the system  based on a searchable time period (e.g., a shift, a week, or a month). It will also indicate the length of various time  periods during which the employee did not make any keystrokes on his or her computer and allow the manager to  quickly access the recording of employee’s desktop at the times when keystrokes commenced and stopped. The software  will also provide details of the length of each break that the employee takes during the work period analyzed. It will also  have tools that the manager can use, in tabular and graphic form, to compare the efficiency of employees in terms of  keystrokes and time logged in to their computer.

Joint Venture Development of Software

Our parent company, Limitless Projects Inc., entered into an Asset Purchase and Joint Venture agreement, as amended, whereby Cyber Apps World, Inc. (“Cyber Apps”), a reporting company, has agreed to purchase a 50% interest in the Privacy and Value software for the following payments:

1.$10,000 upon execution of the agreement, which has been paid; and

2.an amount equal to the estimation of the value of the 50% interest in Privacy and Value based upon an independent business valuation, less the $10,000 payment, which amount shall be no less than $50,000 and no more than $250,000 and is due by April 30, 2023.

Limitless Projects Inc. obtained an independent valuation of the Privacy and Value software in its present form of development that estimated its value at approximately $2,200,000. Accordingly, the amount that was due from Cyber Apps to Limitless Projects Inc. under the Asset Purchase and Joint Agreement was $250,000.

Limitless Projects Inc. terminated the Asset Purchase and Joint Venture agreement on May 1, 2023. As a result, the Company owns a 100% interest in the Privacy & Value software.

Results of Operations for the nine months ended April 30, 2023 and 2022

Our net loss for the nine months ended April 30, 2023 and 2022 was $8,348 and $202,663, which consisted entirely of general and administrative fees and insignificant revenue during the nine months ended April 30, 2022.

Operating expenses have decreased during the nine months ended April 30, 2023 as compared to the nine months ended April 30, 2022 as a result of fewer software development, marketing, and maintenance expenses relating to the Privacy and Value employee monitoring software.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2023, our current assets were $10,000 compared to $10,096 at July 31, 2022, remaining consistent period over period.

As of April 30, 2023, our liabilities were $371,001 compared to $357,575 as of July 31, 2022. Liabilities on April 30, 2023 and July 31, 2022 were comprised entirely of accounts payable and accrued liabilities.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the nine-month period ended April 30, 2023, net cash flows from operating activities were $5,078 consisting of a net loss of $8,348, which was offset by an increase in accounts payable and accrued liabilities of $13,426. This compared to net cash flows from operating activities of $131,258 during the nine months ended April 30, 2022, which consisted of a net loss of $201,757, which was offset by an increase in accounts payable and accrued liabilities of $333,015.

Cash Flows from Investing Activities

For the nine months ended April 30, 2023, net cash flows from investing activities were $5,173. This compared to net cash used in investing activities of $160,000 during the nine months ended April 30, 2022, which consisted of the purchase costs of fixed assets and software related to the development and sale of the Privacy and Value computer monitoring software.

Cash Flows from Financing Activities

We have financed our operations from the issuance of our shares of common stock. Net cash flows generated from financing activities were $0 in the nine months ended April 30, 2023 as compared to $22,300 during the nine months ended April 30, 2022 relating to our sale of 1,115,000 shares of common stock at a price of $0.02 pursuant to our registration statement on Form S-1, as amended.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer have concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of April 30, 2023, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of April 30, 2023. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of April 30, 2023, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of our 2023 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS*	Inline XBRL Instance Document
101. SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. CAL*	Inline XBRL Taxonomy Extension Schema Document
101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIVACY AND VALUE INC.

Dated: July 11, 2025	By:	/s/ Daniel Okelo
	Name:	Daniel Okelo
	Title:	President, Chief Executive Officer, Chief Financial Officer, and director