Form 10-K
period 2023-07-31
Privacy & Value Inc.
filed 2025-07-11
CIK 1860173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-256885

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

Common Stock, Par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) Of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) ☒ Yes   ☐ No

i

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of was $23,000 based on the price at which the common stock was last sold prior to the last business day of the registrant’s most recently completed second fiscal quarter.

Number of common shares outstanding as of July 11, 2025 was 201,115,000.

ii

iii

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward-looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual results during 2023 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

We will lose our emerging growth company status on the earliest occurrence of any of the following events:

1.on the last day of any fiscal year in which we earn at least $1 billion in total annual gross revenues, which amount is adjusted for inflation every five years;

2.on the last day of the fiscal year of the issuer following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement;

3.on the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

4.the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b–2 of title 17, Code of Federal Regulations, or any successor thereto.

A “large accelerated filer” is an issuer that, at the end of its fiscal year, meets the following conditions:

1.it has an aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates of $700 million or more as of the last business day of the issuer’s most recently completed second fiscal quarter;

2.It has been subject to the requirements of section 13(a) or 15(d) of the Act for a period of at least twelve calendar months; and

3It has filed at least one annual report pursuant to section 13(a) or 15(d) of the Act.

As an emerging growth company, exemptions from the following provisions are available to us:

1.Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires auditor attestation of internal controls;

2.Section 14A(a) and (b) of the Securities Exchange Act of 1934, which require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation;

3.Section 14(i) of the Exchange Act (which has not yet been implemented), which requires companies to disclose the relationship between executive compensation actually paid and the financial performance of the company;

4.Section 953(b)(1) of the Dodd-Frank Act (which has not yet been implemented), which requires companies To disclose the ratio between the annual total compensation of the CEO and the median of the annual total compensation of all employees of the companies; and

5.The requirement to provide certain other executive compensation disclosure under Item 402 of Regulation S-K. Instead, an emerging growth company must only comply with the more limited provisions of Item 402 applicable to smaller reporting companies, regardless of the issuer’s size.

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

None.

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

As of October 9, 2023, there were 38 owners of record of our common stock.

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

Results of Operations for Fiscal 2023

From August 1, 2022 to our fiscal year end of July 31, 2023, we incurred net loss of $62,679 due to general and administrative fees we incurred.

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

Liquidity and Capital Resources

As of July 31, 2023, our current assets were $10,000, consisting of $0 in cash and $10,000 in prepayments and deposits and our total liabilities were $376,630, which consisted entirely of accounts payable and accrued liabilities. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the fiscal year ended July 31, 2023, cash flows from operating activities was $7,578 consisting of our net loss for $62,629 at period end, adjusted for accounts payable of $19,055 that did not impact our cash position.

Cash Flows from Investing Activities

For the fiscal year ended July 31, 2023, net cash flows from investing activities were $7,673. This compared to net cash used in investing activities of $160,000 during the fiscal year ended July 31, 2022, which consisted of the purchase costs of fixed assets and software related to the development and sale of the Privacy and Value computer monitoring software.

Cash Flows from Financing Activities

For the fiscal year ended July 31, 2023, We have financed our operations from the issuance of our shares of common stock. Net cash flows generated from financing activities were $0 in the year ended July 31, 2023.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation of property and equipment are accounted for by accelerated methods over the estimated useful lives of five (5) years.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

PRIVACY AND VALUE INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Privacy and Value Inc (the ‘Company’) as of July 31, 2023, and the related statements of comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended July 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023, and the results of its operations and its cash flows for the year ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $285,116 and net loss of $63,764. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Software

The Company’s evaluation of Software for impairment involves assumptions. The Software was impaired by 30%.

We identified the valuation and accounting treatment of this asset to be critical audit matter because determining the fair value and related accounting treatment involves a high degree of auditor judgement and an increased extent of effort to evaluate the Company’s conclusions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the conclusions associated with the valuation and accounting treatment for the software involved the following procedures, among others:

•We Review the schedule of capitalisation costs and challenge management’s assumptions.

•We validate the accuracy of data and inputs in supporting evidence.

•We assessed the models, variables and assumption used in the computation.

•Perform a detailed and extensive search for potential impairment indicators, including consideration of the results of other audit testing.

/s/ Lateef Awojobi

LAO Professionals (PCAOB: 7057)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

June 25, 2025

PRIVACY AND VALUE INC.

BALANCE SHEET

(Audited)

	July 31, 2023	July 31, 2022
	$	$
ASSETS
Current assets:
Cash	0	96
Prepayment & deposits	10,000	10,000
Total current assets:	10,000	10,096

Fixed assets:
Office Equipment	4,343	5,428
Software	119,471	163,000
Total Fixed assets:	123,814	168,428

Total Assets:	133,814	178,524

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	376,630	357,575
Total current liabilities:	376,630	357,575

Total Liabilities:	376,630	357,575

Stockholder’s Equity
Common stock: $0.0001 par value, 500,000,000 authorized, 201,115,000 issued and outstanding as of July 31, 2023 and July 31, 2022, respectively.	20,112	20,112
Additional paid in capital	22,188	22,188
Accumulated deficit	(285,116)	(221,351)
Total Stockholder’s Equity:	(242,816)	(179,051)

Total Liabilities and Stockholder’s Equity:	133,814	178,524

(The accompanying notes are an integral part of these audited financial statements)

PRIVACY AND VALUE INC.

STATEMENT OF COMPREHENSIVE LOSS

(Audited)

	For the year ended July 31,
	2023	2022
	$	$
Income	-	1,328

Expenses:
Impairment	51,201	-
General and administrative	12,563	208,331
Net Loss:	(63,764)	(207,003)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	201,115,000	201,115,000

(The accompanying notes are an integral part of these audited financial statements)

PRIVACY AND VALUE INC.

STATEMENT OF STOCKHOLDER’S EQUITY

For the year ended July 31, 2023 and 2022

	Common Stock
	Number	Par Value	Paid in Capital	Accumulated Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2021	200,000,000	20,000	-	(14,348)	5,652
Issuance of common stock	1,115,000	112	22,188	-	22,300
Net Loss	-	-	-	(207,351)	(207,003)
Closing Balance, July 31, 2022	201,115,000	20,112	22,188	(221,351)	(179,051)

Opening Balance, July 31, 2022	201,115,000	20,112	22,188	(221,351)	(179,051)
Net Loss	-	-	-	(63,764)	(63,764)
Closing Balance, July 31, 2023	201,115,000	20,112	22,188	(285,115)	(242,816)

(The accompanying notes are an integral part of these audited financial statements)

PRIVACY AND VALUE INC.

STATEMENT OF CASH FLOWS

(Audited)

	For the year ended
	July 31,
	2023	2022
	$	$
Cash flows from operating activities:
Net loss for the period	(63,764)	(207,003)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Software impairment	51,201	-
Accumulated depreciation	1,086	-
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	19,055	-
Notes payable	-	337,212
Net cash provided by operating activities:	7,578	130,209

Cash flows from investing activities:
Purchase of fixed assets and software	(7,673)	(160,000)
Net cash used in investing activities:	(7,673)	(160,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	112
Proceeds from paid in capital	-	22,188
Net cash provided by financing activities:	-	22,300

Change in cash	(95)	(7,491)

Cash - beginning of period	96	7,587

Cash - end of period	-	96

Supplemental cash flow disclosures

Cash paid for:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these audited financial statements)

PRIVACY AND VALUE INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ending July 31, 2023, and 2022

1. NATURE AND CONTINUANCE OF OPERATIONS

PRIVACY AND VALUE INC (the “Company”) was incorporated in the state of Wyoming on April 21, 2021 (“Inception”). The Company is a development stage company that is currently developing employee monitoring software that balances employer concerns regarding employee efficiency and productivity with employee privacy.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss for the year-ended July 31, 2023, of $63,764, resulting in an accumulated deficit of $285,116 as of July 31, 2023. The Company anticipates further losses the development of its business which raises substantial doubt about the Company’s ability to continue as a going concern for a period of no less than twelve months from the date of this report. To continue operations, the Company will need to generate income from operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of July 31, 2023, the Company had $0 in cash.

Prepayment

Prepayment was recorded at the original deposited amount, net of allowances for uncollectible amounts. We did not estimate losses on the deposited amount.

Credit Risk and Concentrations

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents and the prepayment. As of July 31, 2023, and 2022, the total credit exposure is $10,000 and $10,096 respectively.

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

These tiers include:

Level 1:Defined as observable inputs such as quoted prices in active markets;

Level 2:Defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;

Level 3:Defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from August 1, 2022 through July 31, 2023 there were no potentially dilutive debt or equity instruments issued or outstanding.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant estimates include:

Continuation as a going concern; management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of all liabilities in the normal course of business.

Impairment of Software development

Assumption in the life span of the assets

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions that are difficult to measure of value.

Management regularly reviews the key factors and assumptions to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such valuation, if deemed appropriate, those estimates are adjusted accordingly.

Fixed Assets

Fixed assets are recorded at cost, less accumulated depreciation and amortization. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When fixed assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.

Fixed assets are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives of fixed assets for purposes of computing depreciation are as follows:

Equipment:	5 years

Computer Software Development

Software development costs relate primarily to software coding, systems interfaces and working model are accounted for in the amount capitalized. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and are directly associated with the development of the applications. We capitalize such costs during the application development stage, which begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose.

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

On July 31, 2023, there were no issued and outstanding stock options or warrants.

5. INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of July 31, 2023, the Company had net operating loss carry forwards of approximately $63,764 that may be available to reduce future years’ taxable income in varying amounts through 2041. For the period ended July 31, 2023, the Company has no income tax recorded in the statement of comprehensive income, as the Company has yet to earn taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2023.  All tax years since Inception remains open for examination by taxing authorities.

6. ACCOUNT PAYABLE AND ACCRUED LIABILITIES

The company financed its operation mainly by credit; A non-affiliate company has more than 95% of the account payable. This non-affiliate usually advance funds on behalf of the Company until April 30, 2023, as at 31st July, 2023; the total amount due is $360,171.

7. RELATED PARTY TRANSACTIONS

Privacy and Value Inc is a subsidiary to Limitless Projects Inc. There was no transaction between the Company during the period under reporting.

8. SUBSEQUENT EVENTS

There are no subsequent events.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2023, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2023. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of July 31, 2023 and were subject to material weaknesses.

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

1.Failing to have an audit committee or other independent committee that is independent of management to assess internal control over financial reporting; and

2.Failing to have a director that qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of July 31, 2023, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during the fourth quarter of our 2023 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages are as follows:

Name of Executive Officer and/or Director	Age	Position
Daniel Okelo	39	President, C.E.O., C.F.O. and Director

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than five percent (5%) of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2023, all such filing requirements applicable to its officers and directors were complied with.

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

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Daniel Okelo President, CEO, CFO, Secretary, and a director	2023	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as October 9, 2023, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent Of Class
Common Stock	Daniel Okelo President, C.E.O., C.F.O., Secretary, and director 2261 Rosanna Street Las Vegas, Nevada 89117	100,000,000 shares	50.00%

Common Stock	Limitless Projects Inc.(1) 2261 Rosanna Street Las Vegas, Nevada 89117	100,000,000 shares	50.00%

Common Stock	All Officers and Directors as a group that consists of one person1	200,000,000 shares	100.00%

1.Limitless Projects Inc. is a Wyoming corporation controlled by our sole director and officer, Daniel Okelo. Accordingly, we have included the shares that Limitless Projects Inc. owns in the calculation of the number of shares that the officers and directors collectively own.

The percent of class is based on 200,000,000 shares of common stock that is currently issued and outstanding as of the date of this annual report.

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

Otherwise, during the period from August 1, 2022 to July 31, 2023, and the period since our more recently completed fiscal year, we have not entered into any transactions with directors, executive officers, nominees for election as a director, any 10% shareholders of our common stock, or any immediate family members of the such persons in which they had a direct or indirect material interest in the transaction.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed by for professional services rendered for the accounting and audit of our financial statements for the fiscal year ended July 31, 2023 was $2,500 (July 31, 2022 - $3,000).

Audit-Related Fees.

There have been no audit-related fees billed by our accountants in the last fiscal year of our Company.

Tax Fees.

There have been no tax fees billed by our accountants in the last fiscal year of our Company.

All Other Fees.

During the fiscal year ended July 31, 2023, our accountants billed us $1,750 (2022 - $0) for other fees, which were related to its review of our financial statements for interim periods during the fiscal year.

It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

Item 15. Exhibits and Financial Statement Schedules.

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation*
3.2	By-Laws*
5.1	Legal Opinion with Consent*
10.1	Asset Purchase and Joint Venture Agreement*
10.2	Asset Purchase and Joint Venture Amending Agreement*
31.1	Section 302 Certification by Chief Executive Officer and Chief Financial Officer
32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer

* filed as an exhibit to our registration statement on Form S-1 dated June 8, 2021.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

SEC Ref. No.	Title of Document
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Label Linkbase Document
101. PRE	XBRL Taxonomy Presentation Linkbase Document

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

Date: July 11, 2025

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Daniel Okelo

(President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director)

Date: July 11, 2025