Form 10-Q
period 2024-04-30
Privacy & Value Inc.
filed 2025-07-11
CIK 1860173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

or

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

The results of operations for the nine months ended April 30, 2024, are not necessarily indicative of the results for the entire fiscal year or for any other period.

Item 1. Financial Statements (unaudited)

PRIVACY AND VALUE INC.

BALANCE SHEET

(Unaudited)

	April 30, 2024	July 31, 2023
	$	$
ASSETS
Current assets:
Cash	4	0
Prepayment & deposits	10,000	10,000
Total current assets:	10,004	10,000

Fixed assets:
Office Equipment	4,343	4,343
Software	137,472	119,471
Total Fixed assets:	141,815	123,814

Total Assets:	151,819	133,814

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	398,013	376,630
Total current liabilities:	398,013	376,630

Total Liabilities:	398,013	376,630

Stockholder’s Equity
Common stock: $0.0001 par value, 500,000,000 authorized, 201,115,000 issued and outstanding as of April 30, 2024 and July 31, 2023, respectively	20,112	20,112
Additional paid in capital	22,188	22,188
Accumulated deficit	(288,494)	(285,116)
Total Stockholder’s Equity:	(246,194)	(242,816)

Total Liabilities and Stockholder’s Equity:	151,819	133,814

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

PRIVACY AND VALUE INC.

CONDENSED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended April 30,		For the nine months ended April 30,
	2024	2023	2024	2023
	$	$	$	$
Income:
General Revenue	-	-	-	-
Total Income:	-	-	-	-

Expenses:
General and administrative	1,143	1,189	3,380	8,348
Net Loss:	(1,143)	(1,189)	(3,380)	(8,348)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	201,115,000	201,115,000	201,115,000	201,115,000

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

PRIVACY AND VALUE INC.

CONDENSED STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

For the nine months period ended April 30, 2024 and 2023

	Common Stock
	Number	Par Value	Paid in Capital	Accumulated Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2022	201,115,000	20,112	22,188	(221,351)	(179,052)
Net Loss	-	-	-	(8,348)	(8,348)
Closing Balance, April 30, 2023	201,115,000	20,112	22,188	(229,700)	(187,400)

Opening Balance, July 31, 2023	201,115,000	20,112	22,188	(285,115)	(242,816)
Net Loss	-	-	-	(3,380)	(3,380)
Closing Balance, April 30, 2024	201,115,000	20,112	22,188	(288,494)	(246,195)

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

PRIVACY AND VALUE INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended
	April 30,
	2024	2023
	$	$
Cash flows from operating activities:
Net loss for the period	(3,380)	(8,348)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	21,384	13,426
Net cash provided by operating activities:	18,004	5,078

Cash flows from investing activities:
Purchase of fixed assets and software	(18,000)	(5,173)
Net cash used in investing activities:	(18,000)	(5,173)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-
Proceeds from paid in capital	-	-
Net cash provided by financing activities:	-	-

Change in cash	4	(95)

Cash - beginning of period	-	95

Cash - end of period	4	-

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

PRIVACY AND VALUE INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of and for the nine months ended April 30, 2024 and 2023

1. NATURE AND CONTINUANCE OF OPERATIONS

PRIVACY AND VALUE INC. (the “Company”) was incorporated in the state of Wyoming on April 21, 2021 (“Inception”). The Company is a development stage company that is currently developing employee monitoring software that balances employer concerns regarding employee efficiency and productivity with employee privacy.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss for the period of $3,380 and resulting in an accumulated deficit of $288,494 as of April 30, 2024. The Company anticipates further losses the development of its business which raises substantial doubt about the Company’s ability to continue as a going concern for a period of no less than twelve months from the date of this report. To continue operations, the Company will need to generate income from operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of April 30, 2024, the Company had $4 in cash (July 31, 2023 - $0).

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Since inception to April 30, 2024, the Company has had no deferred revenue.

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the nine months ended April 30, 2024, and 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

There was no capital stock activity during the nine months ended April 30, 2024.

As of April 30, 2024, there were no issued and outstanding stock options or warrants.

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

Results of Operations for the nine months ended April 30, 2024 and 2023

Our net loss for the nine months ended April 30, 2024 and 2023 was $3,380 and $8,348, which consisted entirely of general and administrative fees and losses during the nine months ended April 30, 2023.

Operating expenses have decreased during the nine months ended April 30, 2024 as compared to the nine months ended April 30, 2023 as a result of fewer software development, marketing, and maintenance expenses relating to the Privacy and Value employee monitoring software.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2024, our current assets were $10,004 compared to $10,000 at July 31, 2023, remaining consistent period over period.

As of April 30, 2024, our liabilities were $398,013 compared to $376,630 as of July 31, 2023. Liabilities on April 30, 2024 and July 31, 2023 were comprised entirely of accounts payable and accrued liabilities.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the nine-month period ended April 30, 2024, net cash flows from operating activities were $18,004 consisting of a net loss of $3,380, which was offset by an increase in accounts payable and accrued liabilities of $21,384. This compared to net cash flows from operating activities of $5,078 during the nine months ended April 30, 2023, which consisted of a net loss of $8,348, which was offset by an increase in accounts payable and accrued liabilities of $13,426.

Cash Flows from Investing Activities

For the nine months ended April 30, 2024, net cash flows from investing activities were $18,000. This compared to net cash used in investing activities of $5,173 during the nine months ended April 30, 2023, which consisted of the purchase costs of fixed assets and software related to the development and sale of the Privacy and Value computer monitoring software.

Cash Flows from Financing Activities

We have financed our operations from the issuance of our shares of common stock. Net cash flows generated from financing activities were $4 in the nine months ended April 30, 2024 as compared to $0 during the nine months ended

April 30, 2023 relating to our sale of 1,115,000 shares of common stock at a price of $0.02 pursuant to our registration statement on Form S-1, as amended.

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

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer have concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of April 30, 2024, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of April 30, 2024. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of April 30, 2024, our internal control over financial reporting is not effective.

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