Form 10-Q
period 2024-10-31
Privacy & Value Inc.
filed 2025-07-11
CIK 1860173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

or

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

PART I - FINANCIAL INFORMATION

Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended July 31, 2024. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The results of operations for the three months ended October 31, 2024, are not necessarily indicative of the results for the entire fiscal year or for any other period.

Item 1. Financial Statements (unaudited)

PRIVACY AND VALUE INC.

BALANCE SHEET

(Unaudited)

	October 31, 2024	July 31, 2024
	$	$
ASSETS
Current assets:
Cash	0	0
Prepayment & deposits	10,000	10,000
Total current assets:	10,000	10,000

Fixed assets:
Office Equipment	3,257	3,257
Software	149,471	143,471
Total Fixed assets:	152,728	146,728

Total Assets:	162,728	156,728

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	420,857	414,107
Total current liabilities:	420,857	414,107

Total Liabilities:	420,857	414,107

Stockholder’s Equity
Common stock: $0.0001 par value, 500,000,000 authorized, 201,115,000 issued and outstanding as of October 31, 2024 and of July 31, 2024, respectively	20,112	20,112
Additional paid in capital	22,188	22,188
Accumulated deficit	(300,429)	(299,679)
Total Stockholder’s Equity:	(258,129)	(257,379)

Total Liabilities and Stockholder’s Equity:	162,728	156,728

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

PRIVACY AND VALUE INC.

CONDENSED STATEMENT OF COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended October 31,
	2024	2023
	$	$

Expenses:
General and administrative	750	1,116
Net Loss:	(750)	(1,116)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	201,115,000	201,115,000

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

PRIVACY AND VALUE INC.

CONDENSED STATEMENT OF STOCKHOLDER’S EQUITY

(Unaudited)

For the three months period ended October 31, 2024 and 2023

	Common Stock
	Number	Par Value	Paid in Capital	Accumulated Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2023	201,115,000	20,112	22,188	(221,352)	(179,053)
Net Loss	-	-	-	(1,116)	(1,116)
Closing Balance, October 31, 2023	201,115,000	20,112	22,188	(286,231)	(243,932)

Opening Balance, July 31, 2024	201,115,000	20,112	22,188	(299,679)	(257,379)
Net Loss	-	-	-	(750)	(750)
Closing Balance, October 31, 2024	201,115,000	20,112	22,188	(300,429)	(258,129)

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

PRIVACY AND VALUE INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the three months ended
	October 31,
	2024	2023
	$	$
Cash flows from operating activities:
Net loss for the period	(750)	(1,116)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	6,750	7,117
Net cash provided by operating activities:	6,000	6,001

Cash flows from investing activities:
Purchase of fixed assets and software	(6,000)	(6,000)
Net cash used in investing activities:	(6,000)	(6,000)

Cash flows from financing activities:
Proceeds from issuance of common stock		-
Proceeds from paid in capital	-	-
Net cash provided by financing activities:	-	-

Change in cash	-	1

Cash - beginning of period	-	-

Cash - end of period	-	1

Supplemental cash flow disclosures

Cash paid For:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these unaudited interim condensed financial statements)

PRIVACY AND VALUE INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of and for the three months ended October 30, 2024 and 2023

1. NATURE AND CONTINUANCE OF OPERATIONS

PRIVACY AND VALUE INC. (the “Company”) was incorporated in the state of Wyoming on April 21, 2021 (“Inception”). The Company is a development stage company that is currently developing employee monitoring software that balances employer concerns regarding employee efficiency and productivity with employee privacy.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a net loss for the period of $750, and resulting in an accumulated deficit of $300,429 as of October 31, 2024. The Company anticipates further losses the development of its business which raises substantial doubt about the Company’s ability to continue as a going concern for a period of no less than twelve months from the date of this report. To continue operations, the Company will need to generate income from operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of October 31, 2024, the Company had $0 in cash (July 31, 2024 - $0).

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC-605”), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Since inception to October 31, 2024, the Company has had no deferred revenue.

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended October 31, 2024, and 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

During the quarter ended October 31, 2024, the Company issued 201,115,000 shares of common stock for total proceeds of $20,112.

There was no capital stock activity during the three months ended October 31, 2024.

As of October 31, 2024, there were no issued and outstanding stock options or warrants.

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

Results of Operations for the three months ended October 31, 2024 and 2023

Our net loss for the three months ended October 31, 2024 and 2023 was $750 and $1,116, which consisted entirely of general and administrative fees and losses during the three months ended October 31, 2023.

Operating expenses have decreased during the three months ended October 31, 2024 as compared to the three months ended October 31, 2023 as a result of fewer software development, marketing, and maintenance expenses relating to the Privacy and Value employee monitoring software.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2024, our current assets were $10,000 compared to $10,000 at July 31, 2024, remaining consistent period over period.

As of October 31, 2024, our liabilities were $420,857 compared to $414,107 as of July 31, 2024. Liabilities on October 31, 2024 and July 31, 2024 were comprised entirely of accounts payable and accrued liabilities.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the three-month period ended October 31, 2024, net cash flows from operating activities were $6,000 consisting of a net loss of $750, which was offset by an increase in accounts payable and accrued liabilities of $6,750. This compared to net cash flows from operating activities of $6,001 during the three months ended October 31, 2023, which consisted of a net loss of $1,116, which was offset by an increase in accounts payable and accrued liabilities of $7,117.

Cash Flows from Investing Activities

For the three months ended October 31, 2024, net cash flows from investing activities were $6,000. This compared to net cash used in investing activities of $0 during the three months ended October 31, 2023, which consisted of the purchase costs of fixed assets and software related to the development and sale of the Privacy and Value computer monitoring software.

Cash Flows from Financing Activities

We have financed our operations from the issuance of our shares of common stock. Net cash flows generated from financing activities were $0 in the three months ended October 31, 2024 as compared to $0 during the three months ended October 31, 2023 relating to our sale of 1,115,000 shares of common stock at a price of $0.02 pursuant to our registration statement on Form S-1, as amended.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our July 31, 2024 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer have concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of October 31, 2024, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of October 31, 2024. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of October 31, 2024, our internal control over financial reporting is not effective.

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