Form 10-K
period 2025-07-31
Privacy & Value Inc.
filed 2025-10-01
CIK 1860173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2025

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

Number of common shares outstanding as of September 26, 2025 was 201,115,000.

ii

iii

PART I

NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward-looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual results during 2025 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

As of September 25, 2025, there were 38 owners of record of our common stock.

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

Results of Operations for Fiscal 2025

During our fiscal year end of July 31, 2025, we incurred net loss of $51,445 due to general and administrative fees we incurred.

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

Liquidity and Capital Resources

As of July 31, 2025, our current assets were $10,000, consisting of $0 in cash and $10,000 in prepayments and deposits and our total liabilities were $445,426, which consisted entirely of accounts payable and accrued liabilities. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other methods, the sale of equity or debt securities.

Cash Flows from Operating Activities

For the fiscal year ended July 31, 2025, cash flows from operating activities were $24,000 consisting of our net loss for ($51,445) at period end, movement in accounts payable of $31,319, provision for the software impairment of $43,041 and accumulated depreciation of $1,086, which did not impact our cash position.

Cash Flows from Investing Activities

For the fiscal year ended July 31, 2025, net cash flows from investing activities were $24,000. This compared to net cash used in investing activities of $24,000 during the fiscal year ended July 31, 2025, which consisted of the purchase costs of fixed assets and software related to the development and sale of the Privacy and Value computer monitoring software.

Cash Flows from Financing Activities

For the fiscal year ended July 31, 2025, net cash flows generated from financing activities were $0.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

PRIVACY AND VALUE INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Privacy and Value Inc (the ‘Company’) as of July 31, 2025, and the related statements of comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended July 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025, and the results of its operations and its cash flows for the year ended July 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $351,124 and net loss of $51,445. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the conclusions associated with the valuation and accounting treatment for the software involved the following procedures, among others:

•We Review the schedule of capitalisation costs and challenge management’s assumptions and validate the accuracy of data and inputs in supporting evidence.

•We assessed the models, variables and assumption used in the computation.

•Perform a detailed and extensive search for potential impairment indicators, including consideration of the results of other audit testing.

/s/ Lateef Awojobi

LAO Professionals (PCAOB: 7057)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

September 2, 2025

PRIVACY AND VALUE INC.

BALANCE SHEET

(Audited)

	July 31, 2025	July 31, 2024
	$	$
ASSETS
Current assets:
Cash	-	-
Prepayment & deposits	10,000	10,000
Total current assets:	10,000	10,000

Fixed assets:
Office Equipment	2,171	3,257
Software	124,430	143,471
Total Fixed assets:	126,601	146,728

Total Assets:	136,601	156,728

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities	445,425	414,107
Total current liabilities:	445,425	414,107

Total Liabilities:	445,425	414,107

Stockholder’s Equity
Common stock: $0.0001 par value, 500,000,000 authorized, 201,115,000 issued and outstanding as of July 31, 2025 and July 31, 2024, respectively.	20,112	20,112
Additional paid in capital	22,188	22,188
Accumulated deficit	(351,124)	(299,679)
Total Stockholder’s Equity:	(308,824)	(257,379)

Total Liabilities and Stockholder’s Equity:	136,601	156,728

(The accompanying notes are an integral part of these audited financial statements)

PRIVACY AND VALUE INC.

STATEMENT OF COMPREHENSIVE LOSS

(Audited)

	For the year ended July 31,
	2025	2024
	$	$
Income	-	-

Expenses:
Impairment	43,041	-
General and administrative	8,404	14,563
Net Loss:	(51,445)	(14,563)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding - basic and diluted	201,115,000	201,115,000

(The accompanying notes are an integral part of these audited financial statements)

PRIVACY AND VALUE INC.

STATEMENT OF STOCKHOLDER’S EQUITY

For the year ended July 31, 2025 and 2024

	Common Stock
	Number	Par Value	Paid in Capital	Accumulated Deficit	Total
		$	$	$	$
Opening Balance, July 31, 2023	201,115,000	20,112	22,188	(285,115)	(242,816)
Net Loss	-	-	-	(14,563)	(14,563)
Closing Balance, July 31, 2024	201,115,000	20,112	22,188	(299,679)	(257,379)

Opening Balance, July 31, 2024	201,115,000	20,112	22,188	(299,679)	(257,379)
Net Loss	-	-	-	(51,445)	(51,445)
Closing Balance, July 31, 2025	201,115,000	20,112	22,188	(351,125)	(308,824)

(The accompanying notes are an integral part of these audited financial statements)

PRIVACY AND VALUE INC.

STATEMENT OF CASH FLOWS

(Audited)

	For the year ended
	July 31,
	2025	2024
	$	$
Cash flows from operating activities:
Net loss for the period	(51,445)	(14,563)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Software impairment	43,041	-
Accumulated depreciation	1,086	1,086
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	31,318	37,477
Net cash provided by operating activities:	24,000	24,000

Cash flows from investing activities:
Purchase of fixed assets and software	(24,000)	(24,000)
Net cash used in investing activities:	(24,000)	(24,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-
Proceeds from paid in capital	-	-
Net cash provided by financing activities:	-	-

Change in cash	-	-

Cash - beginning of period	-	-

Cash - end of period	-	-

Supplemental cash flow disclosures

Cash paid for:
Interest	-	-
Income tax	-	-

(The accompanying notes are an integral part of these audited financial statements)

PRIVACY AND VALUE INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

For the years ending July 31, 2025, and 2024

1. NATURE AND CONTINUANCE OF OPERATIONS

PRIVACY AND VALUE INC (the “Company”) was incorporated in the state of Wyoming on April 21, 2021 (“Inception”). The Company is a development stage company that is currently developing employee monitoring software that balances employer concerns regarding employee efficiency and productivity with employee privacy.

2. GOING CONCERN

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred a loss for the year-ended July 31, 2025, of $51,445, resulting in an accumulated deficit of $351,124 as of July 31, 2025. The Company anticipates further losses the development of its business which raises substantial doubt about the Company’s ability to continue as a going concern for a period of no less than twelve months from the date of this report. To continue operations, the Company will need to generate income from operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities. Management intends to finance operating costs over the next twelve months with existing cash on hand and proceeds from its public offering. The Company has no written or verbal commitments from stockholders, director or officer to provide the Company with any form of cash advances, loans or other sources of liquidity to meet its working capital needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the FDIC. As of July 31, 2025, the Company had $0 in cash.

Prepayment

Prepayment was recorded at the original deposited amount, net of allowances for uncollectible amounts. We did not estimate losses on the deposited amount.

Credit Risk and Concentrations

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents and the prepayment. As of July 31, 2025, and 2024, the total credit exposure is $10,000 and $10,000 respectively.

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

Basic and Diluted Loss per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period from August 1, 2023 through July 31, 2025 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

On July 31, 2025, there were no issued and outstanding stock options or warrants.

5. INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits. As of July 31, 2025, the Company had net operating loss carry forwards of approximately $63,764 that may be available to reduce future years’ taxable income in varying amounts through 2041. For the period ended July 31, 2025, the Company has no income tax recorded in the statement of comprehensive income, as the Company has yet to earn taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2025. All tax years since Inception remains open for examination by taxing authorities.

6. ACCOUNT PAYABLE AND ACCRUED LIABILITIES

The company financed its operation mainly by credit. This non-affiliate usually advance funds on behalf of the Company until April 30, 2023, as at 31st July, 2025 the total amount due is $445,426.

7. RELATED PARTY TRANSACTIONS

Privacy and Value Inc is a subsidiary to Limitless Projects Inc. There was no transaction between the Company during the period under reporting.

8. SUBSEQUENT EVENTS

There are no subsequent events.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officer, management has established a system of disclosure, controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management’s Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure, controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e)) as of July 31, 2025, were not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of July 31, 2025. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of July 31, 2025 and were subject to material weaknesses.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm, pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Management concluded in this assessment that as of July 31, 2025, our internal control over financial reporting is not effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act) during the fourth quarter of our 2025 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our executive officers and directors and their respective ages are as follows:

Name of Executive Officer and/or Director	Age	Position
Daniel Okelo	40	President, C.E.O., C.F.O. and Director

BIOGRAPHICAL INFORMATION

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Daniel Okelo acts as our President, C.E.O., C.F.O., and a director, and holds these same positions with our parent company, Limitless Projects Inc., as well as with WarpSpeed Taxi Inc., which was another subsidiary of Limitless Projects Inc. until 2025. Since April 2019, he has also acted as relief manager for Ashnil Lodges and Camps. From September 2018 to April 2019, Mr. Okelo acted as a manager for the Crown Plaza Hotel and, from December 2015 to September 2018, he acted as the rooms division manager for the Nairobi Safari Club. All of these companies are located in Nairobi, Kenya. Mr. Okelo is in the course of completing his Master of Science degree in Hospitality and Tourism Management from Kenyatta University in Nairobi. He earned his Bachelor of Science degree in Hospitality and Tourism Management from the same institution in 2014. Mr. Okelo also holds a diploma in hotel management from Kenya Utalii College in Nairobi.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than five percent (5%) of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended July 31, 2025, all such filing requirements applicable to its officers and directors were complied with.

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

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Daniel Okelo President, CEO, CFO, Secretary, and a director	2025	0	0	0	0	0	0	0	0
	2024	0	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as September 25, 2025, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent Of Class
Common Stock	Daniel Okelo President, C.E.O., C.F.O., Secretary, and director 2261 Rosanna Street Las Vegas, Nevada 89117	100,000,000 shares	49.72%

Common Stock	Limitless Projects Inc.(1) 2261 Rosanna Street Las Vegas, Nevada 89117	100,000,000 shares	49.72%

Common Stock	All Officers and Directors as a group that consists of one person1	200,000,000 shares	99.45%

1.Limitless Projects Inc. is a Wyoming corporation controlled by our sole director and officer, Daniel Okelo. Accordingly, we have included the shares that Limitless Projects Inc. owns in the calculation of the number of shares that the officers and directors collectively own.

The percent of class is based on 201,115,000 shares of common stock that is currently issued and outstanding.

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

Otherwise, during the period from August 1, 2022 to July 31, 2025, and the period since our more recently completed fiscal year, we have not entered into any transactions with directors, executive officers, nominees for election as a director, any 10% shareholders of our common stock, or any immediate family members of the such persons in which they had a direct or indirect material interest in the transaction.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed by for professional services rendered for the accounting and audit of our financial statements for the fiscal year ended July 31, 2025 was $2,500 (July 31, 2024 - $2,500).

Audit-Related Fees.

There have been no audit-related fees billed by our accountants in the last fiscal year of our Company.

Tax Fees.

There have been no tax fees billed by our accountants in the last fiscal year of our Company.

All Other Fees.

During the fiscal year ended July 31, 2025, our accountants billed us $1,750 for other fees, which were related to its review of our financial statements for interim periods during the fiscal year.

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

Date: September 26, 2025

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Daniel Okelo

(President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director)

Date: September 26, 2025