Form 10-K/A
period 2025-07-31
Privacy & Value Inc.
filed 2026-02-23
CIK 1860173

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

9

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

Number of common shares outstanding as of February 23, 2026 was 201,115,000.

10

11

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

As of February 23, 2026, there were 38 owners of record of our common stock.

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

Recently Adopted and Recently Enacted Accounting Pronouncements

The Company has reviewed all recent accounting pronouncements issued through the date of issuance of these financial statements. It does not believe any will have a material impact on the Company’s current financial results. However, the Company expects that ASU 2025-01 may impact future financial statement presentation and disclosure, as outlined below.

ASU 2025-01 - Expense Disaggregation

Effective for annual periods after December 15, 2026, this update requires tabular disclosure of key expense components. The Company expects increased disclosure but no impact on financial results..

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as February 23, 2026, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

Date: February 23, 2026

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Daniel Okelo

(President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director)

Date: February 23, 2026